Form 10-K
period 2003-12-31
MORGAN STANLEY AUTO LOAN TRUST 2003-HB1
filed 2004-03-30
CIK 1255901

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark one)


     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2003

                                      or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________.

                     Commission File Number: 333-82716-01


                    Morgan Stanley Auto Loan Trust 2003-HB1
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                New York                              51-6542739
---------------------------------------         ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

    Wells Fargo Bank Minnesota, N.A.
           6th and Marquette
            Minneapolis, MN                              55479
----------------------------------------        ----------------------
(Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code: (612) 667-8058

          Securities registered pursuant to Section 12(b) of the Act:

               NONE.

          Securities registered pursuant to Section 12(g) of the Act:

               NONE.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes /X/ No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

               Not applicable.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes / / No /X/

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

               Not applicable.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Not applicable.

          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

               Not applicable.

                                    PART I

Item 1.   Business.

               Omitted.

Item 2.   Properties.

               See Item 15(a), Exhibits 99.1, 99.2, and 99.3 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3.   Legal Proceedings.

               The registrant knows of no material pending legal proceedings involving the Trust, or the Indenture Trustee, the Servicer or the registrant with respect to the Trust, other than any routine litigation incidental to owning and servicing the assets of the Trust.

Item 4.   Submission of Matters to a Vote of Security Holders.

               None.


                             PART II

Item 5.   Market for registrant's Common Equity and Related Stockholder Matters.

          No established public trading market for the Notes exists.

          Records provided to the Trust by DTC and the Indenture Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Notes were as follows:

               Class A-1                                    20
               Class A-2                                    15
               Class B                                      3
               Class C                                      1

               Total:                                       39


Item 6.   Selected Financial Data.

               Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

               Not applicable.

Item 8.   Financial Statements and Supplementary Data.

               Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

Item 9A.  Controls and Procedures.

               Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

               Not applicable.

Item 11.  Executive Compensation.

               Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

               Not applicable.

Item 13.  Certain Relationships and Related Transactions.

               None reportable.

Item 14.  Principal Accounting Fees and Services

               None reportable.


                             PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)        Exhibits

  (4.1) Amended and Restated Trust Agreement dated as of June 1, 2003 (incorporated by reference from the Trust's filing on Form 8-K, filed on August 1, 2003).

  (4.2) Sale and Servicing Agreement dated as of June 1, 2003 (incorporated by reference from the Trust's filing on Form 8-K, filed on August 1, 2003).

  (4.3) Indenture dated as of June 1, 2003 (incorporated by reference from the Trust's filing on Form 8-K, filed on August 1, 2003).

  (31)         Section 302 Certification.

  (99.1) Annual Statement of Compliance under Sale and Servicing Agreement concerning servicing activities for the year ended December 31, 2003: The Huntington National Bank, as Servicer.

  (99.2) Annual Report of Accountant's under the Sale and Servicing Agreement for the year ended December 31, 2003: The Huntington National Bank, as Servicer.

  (99.3)       2003 Year-End Distribution Statement.

  (99.4) Assignment, Assumption and Recognition Agreement dated as of June 1, 2003 (incorporated by reference from the Trust's filing on Form 8-K, filed on August 1, 2003).

  (99.5) Purchase and Servicing Agreement dated as of May 31, 2003 (incorporated by reference from the Trust's filing on Form 8-K, filed on August 1, 2003).

  (99.6) Amendment to the Purchase and Servicing Agreement dated July 17, 2003 (incorporated by reference from the Trust's filing on Form 8-K, filed on August 1, 2003).

     (b)       On August 21, 2003, September 17, 2003, October 15, 2003,
               November 19, 2003 and December 24, 2003 reports on Form 8-K were filed by the Trust in order to provide the statements for the monthly distributions to holders of the Notes. In addition, on August 1, 2003 a report on Form 8-K was filed setting forth the forms of certain material agreements related to the Trust. No other reports on Form 8-K have been filed during the period covered by this report.

     (c)       See (a) above.

     (d)       Not Applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                             Morgan Stanley Auto Loan Trust 2003-HB1

                             Signed: Morgan Stanley ABS Capital II Inc. as Depositor



                             By:  /s/ Craig Phillips
                                  -----------------------------
                             Name:  Craig Phillips
                             Title: President

                             Dated:  March 26, 2004

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

          (a)(i) No annual report is provided to the Noteholders other than with respect to aggregate principal and interest distributions.

          (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Noteholder with respect to any annual or other meeting of Noteholders.

Ex-31          Depositor's Annual Sarbanes-Oxley Certification

Re: Morgan Stanley Auto Loan Trust 2003-HB1 (the "Trust"), pursuant to the Sale and Servicing Agreement, dated as of June 1, 2003 (the "Sale and Servicing Agreement"), among Morgan Stanley Auto Loan Trust 2003-HB1, as Issuer, (the "Issuer"), Morgan Stanley ABS Capital II Inc., as Depositor (the "Depositor"), Morgan Stanley Asset Funding, Inc., as Seller, (the "Seller"); The Huntington National Bank, as Servicer, (the "Servicer") and Wells Fargo Bank Minnesota, National Association, as Indenture trustee (the "Trustee").

I, Craig Phillips, certify that:

1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution or servicing reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

2. Based on my knowledge, the information in these Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Sale and Servicing Agreement, for inclusion in the Reports is included in these Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Indenture Trustee in accordance with the terms of the Sale and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Sale and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Sale and Servicing Agreement, that is included in the Reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Indenture Trustee and the Servicer.


                             Date:  March 26, 2004


                             By:  /s/ Craig Phillips
                                  -----------------------------
                             Name:  Craig Phillips
                             Title: President